Form 10-K
period 1997-12-31
HELLER FUNDING CORP
filed 1998-03-30
CIK 1041672

                                                                            1997
================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
     [x]      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997

                                      OR

     [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 333-30207

                          HELLER FUNDING CORPORATION
        (ON BEHALF OF HELLER EQUIPMENT ASSET RECEIVABLES TRUST 1997-1)
            (Exact name of registrant as specified in its charter)

               Delaware                                 36-4165546
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

500 West Monroe Street, Chicago, Illinois                 60661
 (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code: (312) 441-7246

      Securities registered pursuant to Section 12(b) of the Act:  None.

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No __.
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_].

     Aggregate market value of voting stock held by non-affiliates: None.

   Number of shares of Common Stock outstanding at December 31, 1997: None.
                  Documents incorporated by reference: None.

PART I

ITEM 1.   BUSINESS
          Not applicable.

ITEM 2.   PROPERTIES
          The property of Heller Equipment Asset Receivables Trust 1997-1, a limited purpose Delaware business trust (the "Trust"), consists primarily of (a) a pool of contracts originated or acquired by Heller Financial, Inc. or its wholly-owned subsidiary, Heller Financial Leasing, Inc., consisting of (i) conditional sale agreements, promissory notes with related security agreements, finance leases, installment payment agreements, and similar types of financing agreements with end-users of printing, pre-press, machine tool, plastics, computer hardware, computer software, restaurant, transportation, energy related, medical, and industrial equipment, certain computer software and related support and consulting services, together with certain rights of Heller Financial, Inc. or Heller Financial Leasing, Inc. under finance program agreements and assignments with vendors of financed equipment, as well as a security interest in the equipment, and (ii) limited recourse contractual payment obligations (which may take the form of promissory notes) payable by vendors and secured by the vendor's interest in end-user contracts originated by such vendor, and by the equipment related to such end-user contracts, and (b) collections on such contracts due or received after July 31, 1997 or, in the case of additional contracts or substitute contracts, their applicable cutoff dates.

ITEM 3.   LEGAL PROCEEDINGS
          There are no material pending legal proceedings with respect to the Trust or the Registrant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA
          Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION
          Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The Trust has no directors or officers, and neither the Trust nor the Registrant is aware of any person or entity that beneficially owns in excess of 5% of any series of Notes.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          (a)  Exhibits:
                      99.1 Annual Summary Statement
                      99.2 Annual Statement of Compliance
                      99.3 Annual Accountant's Report

          (b)  Reports on Form 8-K

             The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated September 25, 1997, October 27, 1997, November 25, 1997 and December 26, 1997.

          (c)  See (a) above.

          (d)  Not applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  March 26, 1998
        --------------

                         HELLER FUNDING CORPORATION

                         By:    /s/ Lauralee E. Martin
                                ----------------------
                                Lauralee E. Martin
                         Title: President (principal executive officer) and
                                 Director


                         By:    /s/ Lawrence G. Hund
                                --------------------
                                Lawrence G. Hund
                         Title: Treasurer (principal financial and accounting
                                 officer)


                         By:    /s/ Deepak Rai
                                --------------
                                Deepak Rai
                         Title: Vice President, Secretary, Assistant Treasurer
                                 and Director


                         By:    /s/ Jeffrey A. Hilzinger
                                ------------------------
                                Jeffrey A. Hilzinger
                         Title: Director

                                 EXHIBIT INDEX


Exhibit
Number    Document Description
------    --------------------

99.1      Annual Summary Statement
99.2      Annual Statement of Compliance
99.3      Annual Accountant's Report