Form 10-K
period 1998-12-31
HELLER FUNDING CORP
filed 1999-03-31
CIK 1041672

                                                                            1998
================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
    /X/         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

                                      OR

    / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No __.
                                              -

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

    Number of shares of Common Stock outstanding at December 31, 1998: None
                  Documents incorporated by reference: None.

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


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     (a)  Exhibits:

                    99.1   Annual Summary Statement
                    99.2   Annual Statement of Compliance
                    99.3   Annual Accountant's Report

     (b)  Reports on Form 8-K
          The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated January 26, 1998, February 25, 1998, March 25, 1998, April 27, 1998, May 25, 1998, June 25, 1998, July 27, 1998,
August 25, 1998, September 25, 1998, October 26, 1998, November 25, 1998 and December 28, 1998.

     (c)  See (a) above.

     (d)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  March 26, 1999
        --------------
                                 HELLER FUNDING CORPORATION

                                 By: /s/ Lauralee E. Martin
                                     ---------------------------
                                        Lauralee E. Martin
                                 Title: President (principal executive officer)
                                         and Director


                                 By: /s/  Lawrence G. Hund
                                     ---------------------------
                                        Lawrence G. Hund
                                 Title: Treasurer (principal financial and
                                         accounting officer)


                                 By: /s/ Deepak Rai
                                     ---------------------------
                                        Deepak Rai
                                 Title: Vice President, Secretary, Assistant
                                         Treasurer and Director


                                 By: /s/ Jeffrey A. Hilzinger
                                     ---------------------------
                                        Jeffrey A. Hilzinger
                                 Title: Director

                                 EXHIBIT INDEX


Exhibit
Number         Document Description
------         --------------------

99.1           Annual Summary Statement
99.2           Annual Statement of Compliance
99.3           Annual Accountant's Report