Form 10-K405
period 1999-12-31
HELLER FUNDING CORP
filed 2000-03-30
CIK 1041672

                                                                            1999
================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K
(Mark One)
 /x/          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

                                      OR

 / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 333-30207

                          Heller Funding Corporation
        (on behalf of Heller Equipment Asset Receivables Trust 1999-1)
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x  No   .
                                             ---   ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     Aggregate market value of voting stock held by non-affiliates: None.

    Number of shares of Common Stock outstanding at December 31, 1999: None
                  Documents incorporated by reference: None.

PART I

ITEM 1. BUSINESS
     Not applicable.

ITEM 2. PROPERTIES

     The property of Heller Equipment Asset Receivables Trust 1999-1, a limited purpose Delaware business trust (the "Trust"), consists primarily of (a) a pool of contracts originated or acquired by Heller Financial, Inc. or its wholly-owned subsidiary, Heller Financial Leasing, Inc., consisting of (i) conditional sale agreements, promissory notes with related security agreements, finance leases, installment payment agreements, and similar types of financing agreements with end-users of printing, pre-press, machine tool, plastics, computer hardware, computer software, restaurant, transportation, energy related, medical, and industrial equipment, certain computer software and related support and consulting services, together with certain rights of Heller Financial, Inc. or Heller Financial Leasing, Inc. under finance program agreements and assignments with vendors of financed equipment, as well as a security interest in the equipment, and (ii) limited recourse contractual payment obligations (which may take the form of promissory notes) payable by vendors and secured by the vendor's interest in end-user contracts originated by such vendor, and by the equipment related to such end-user contracts, and (b) collections on such contracts due or received after April 1, 1999 or, in the case of additional contracts or substitute contracts, their applicable cutoff dates.

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

     (b)  Reports on Form 8-K

          The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated May 13, 1999, June 14, 1999, July 13, 1999, August 13, 1999, September 13, 1999, October 13, 1999, November 15, 1999
and December 13, 1999.

     (c)  See (a) above.

     (d)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  March 30, 2000
        --------------
                                   HELLER FUNDING CORPORATION

                                   By:    /s/ Lauralee E. Martin
                                          -------------------------------------
                                          Lauralee E. Martin
                                   Title: President (principal executive
                                          officer) and Director


                                   By:    /s/ Lawrence G. Hund
                                          -------------------------------------
                                          Lawrence G. Hund
                                   Title: Treasurer (principal financial and
                                          accounting officer)


                                   By:    /s/ Anthony O'B. Beirne
                                          -------------------------------------
                                          Anthony O'B. Beirne
                                   Title: Vice President, Secretary and Director


                                   By:    /s/ David J. Friedman
                                          -------------------------------------
                                          David J. Friedman
                                   Title: Director

                                 EXHIBIT INDEX


Exhibit
Number      Document Description
------      --------------------

99.1        Annual Summary Statement
99.2        Annual Statement of Compliance