Form 10-K405
period 1999-12-31
HELLER FUNDING CORP
filed 2000-03-30
CIK 1041672

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___.
                                             ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

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

          (b)   Reports on Form 8-K

                The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated January 25, 1999, February 25, 1999, March 25, 1999, April 26, 1999, May 25, 1999, June 25, 1999, July 26, 1999,
August 25, 1999, September 27, 1999, October 25, 1999, November 26, 1999 and December 27, 1999.

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