Form 10-K
period 2000-12-31
HELLER FUNDING CORP
filed 2001-03-30
CIK 1041672

                                                                            2000
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K
(Mark One)
 /X/        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

                                       OR

 / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-30207

                           Heller Funding Corporation
         (on behalf of Heller Equipment Asset Receivables Trust 1999-2)
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

       Securities registered pursuant to Section 12(g) of the Act: None.

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

    Number of shares of Common Stock outstanding at December 31, 2000: None.
                   Documents incorporated by reference: None.

PART I

ITEM 1. BUSINESS

     Not applicable.

ITEM 2. PROPERTIES

     The property of Heller Equipment Asset Receivables Trust 1999-2, a limited purpose Delaware business trust (the "Trust"), consists primarily of (a) a pool of contracts originated or acquired by Heller Financial, Inc. or its wholly-owned subsidiary, Heller Financial Leasing, Inc., consisting of (i) conditional sale agreements, promissory notes with related security agreements, finance leases, installment payment agreements, and similar types of financing agreements with end-users of printing, pre-press, machine tool, plastics, computer hardware, computer software, restaurant, transportation, energy related, medical, and industrial equipment, certain computer software and related support and consulting services, together with certain rights of Heller Financial, Inc. or Heller Financial Leasing, Inc. under finance program agreements and assignments with vendors of financed equipment, as well as a security interest in the equipment, and (ii) limited recourse contractual payment obligations (which may take the form of promissory notes) payable by vendors and secured by the vendor's interest in end-user contracts originated by such vendor, and by the equipment related to such end-user contracts, and (b) collections on such contracts due or received after December 14, 1999 or, in the case of additional contracts or substitute contracts, their applicable cutoff dates.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Exhibits:
                   99.1   Annual Summary Statement
                   99.2   Annual Statement of Compliance

     (b)  Reports on Form 8-K

        The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated January 14, 2000, February 14, 2000, March 14, 2000, April 14, 2000, May 15, 2000, June 14, 2000, July 14, 2000, August 14,
2000, September 14, 2000, October 16, 2000, November 14, 2000 and December 14, 2000.

     (c)  See (a) above.

     (d)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  March 30, 2001
        --------------
                                          HELLER FUNDING CORPORATION

                                          By:    /s/ Lauralee E. Martin
                                                 ------------------------------
                                                 Lauralee E. Martin
                                          Title: President (principal executive
                                                 officer) and Director


                                          By:    /s/ Lawrence G. Hund
                                                 ------------------------------
                                                 Lawrence G. Hund
                                          Title: Treasurer (principal financial
                                                 and accounting officer)


                                          By:    /s/ Anthony O'B Beirne
                                                 ------------------------------
                                                 Anthony O'B. Beirne
                                          Title: Executive Vice President,
                                                 Secretary and Director


                                          By:    /s/ David J. Friedman
                                                 ------------------------------
                                                 David J. Friedman
                                          Title: Director

                                 EXHIBIT INDEX


Exhibit
Number    Document Description
------    --------------------

99.1      Annual Summary Statement
99.2      Annual Statement of Compliance